Form 10QSB
period 2002-03-31
TRAVCO INC
filed 2002-06-05
CIK 1127782

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

                Commission File Number: 000-49700

                          TRAVCO, INC.
     (Exact name of registrant as specified in its charter)


            Nevada                                 88-0473256
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


                     9315 Horizon Vista Lane
                    Las Vegas, Nevada  89117
            (Address of principal executive offices)

Registrant's telephone number, including area code (702) 838-2982

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 3,000,000 shares of common stock issued and outstanding as of May 31, 2002.

                              INDEX

                 PART I - FINANCIAL INFORMATION

                                                           Page
Item 1.  Financial Statements

          Balance Sheet (Unaudited)......................    3

          Statements of Operations (Unaudited)...........    4

          Statements of Stockholder's Equity.............    5

          Statements of Cash Flows (Unaudited)...........    6

Item 2.  Management's Plan of Operation..................    7

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings..............................    8

Item 2.   Changes in Securities..........................    8

Item 3.   Defaults Upon Senior Securities................    8

Item 4.   Submission of Matters to a Vote of Security
          Holders........................................    8

Item 5.   Other Information..............................    8

Item 6.   Exhibits and Reports on Form 8-K...............    9

Signatures...............................................   10

                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TRAVCO, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                          MARCH 31, 2002
                           (UNAUDITED)



ASSETS                                                    $       -
                                                          ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities                                          $       -
                                                          ----------

   STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value;
       100,000,000 shares authorized,
       3,000,000 shares issued and outstanding                3,000
     Deficit accumulated during
      the development stage                                  (3,000)
                                                          ----------
        Total stockholders' equity                                -
                                                          ----------

     Total liabilities and stockholders' equity           $       -
                                                          ==========




The accompanying notes are an integral part of these financial statements.

                          TRAVCO, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS


                                                                                                         For the        For the
                                                                                                        Period From    Period From
                                                                    For the                            September 22,  September 22,
                                                               Three Months Ended       For the Nine       2000           2000
                                                                    March 31,           Months Ended    (Inception)    (Inception)
                                                             -----------------------      March 31,      March 31,      March 31,
                                                               2002          2001           2002           2001           2002
                                                             ---------     ---------     -----------    ----------    -----------
                                                            (Unaudited)   (Unaudited)    (Unaudited)                  (Unaudited)

   Revenue                                                   $      -      $      -      $      -      $      -       $      -


   General and administrative expenses                              -             -             -          3,000          3,000
                                                             ---------     ---------     ---------     ----------     ----------

   Loss from operations before provision for income taxes           -             -             -         (3,000)        (3,000)

   Provision for income taxes                                       -             -             -              -              -
                                                             ---------     ---------     ---------     ----------     ----------

   Net loss                                                  $      -      $      -      $      -      $  (3,000)     $  (3,000)
                                                             =========     =========     =========     ==========     ==========

   Net loss per share - basic and diluted                    $      -      $      -      $      -      $       -      $       -
                                                             =========     =========     =========     ==========     ==========

   Weighted average number of common shares
    outstanding                                              3,000,000     3,000,000     3,000,000      3,000,000      3,000,000
                                                             =========     =========     =========      =========      =========



The accompanying notes are an integral part of these financial statements.

                          TRAVCO, INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDER'S EQUITY
         SEPTEMBER 22, 2000 (INCEPTION) TO MARCH 31, 2002

                                                                     Deficit
                                                                   Accumulated
                                            Common Stock           During the
                                       -----------------------     Development
                                        Shares         Amount         Stage           Total
                                       ---------      --------     -----------     ----------


Balance, September 22, 2000                    -      $      -      $       -      $       -

Issuance of shares for services -
October 4, 2000                        3,000,000         3,000              -          3,000

Net loss                                       -             -       (  3,000)      (  3,000)
                                       ---------      --------      ----------     ----------

Balance, December 31, 2001             3,000,000      $  3,000      $(  3,000)     $       -
                                       =========      ========      ==========     ==========

Balance, March 31, 2002 (Unaudited)    3,000,000      $  3,000      $(  3,000)     $       -
                                       =========      ========      ==========     ==========



The accompanying notesare an integral part of these financial statements.

                          TRAVCO, INC.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS

                                                                          For the       For the
                                                                        Period From    Period From
                                                                       September 22,  September 22,
                                                        For the Nine        2000          2000
                                                        Months Ended    (Inception)   (Inception)
                                                          March 31,      March 31,     March 31,
                                                            2002           2001          2002
                                                        -----------     ----------    -----------
                                                        (Unaudited)                   (Unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss                                          $       -      $  (3,000)    $   (3,000)

       Stock issued for services                                 -          3,000          3,000
                                                         ----------     ----------    -----------

  NET CASH USED IN OPERATING ACTIVITIES                          -              -              -


  CASH AND CASH EQUIVALENTS - beginning                          -              -              -
                                                         ----------     ----------    -----------

  CASH AND CASH EQUIVALENTS - ending                     $       -      $       -     $        -
                                                         ==========     ==========    ===========


  SUPPLEMENTAL INFORMATION:
     During the periods of September 22, 2000 (Inception) to March 31, 2002, and September 22,
     2000 (Inception) to March 31, 2001 and the nine months ended March 31, 2002, the Company paid no cash for interest or income taxes.


The accompanying notes are an integral part of these financial statements.

                            TRAVCO, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 2002 AND 2001



Note 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

         Nature of Operations
         --------------------
         Travco, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on September 22, 2000.

         No funds have been provided to the Company by the current owners and outsiders will be relied upon to provide all of the capital needed for the initial development of the Company.

         Use of Estimates
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         -------------------------
         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Income Taxes
         ------------
         Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

         Earnings Per Share
         ------------------
         The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2001, the Company has no securities that would effect loss per share if they were to be dilutive.

         Comprehensive Income
         --------------------
         SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

                          TRAVCO, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                    MARCH 31, 2002 AND 2001



Note 2 - INCOME TAXES

           The components of the provision for income taxes for the period from September 22, 2000 (inception) to March 31, 2002 are as follows:

           Current Tax Expense
             U.S. Federal                             $       -
             State and Local                                  -
                                                      ---------
           Total Current                                      -
                                                      ---------

           Deferred Tax Expense
             U.S. Federal                                     -
             State and Local                                  -
                                                      ---------
           Total Deferred                                     -
                                                      ---------

           Total Tax Provision (Benefit) from
           Continuing Operations                      $       -
                                                      =========


           The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


           Federal Income Tax Rate                        34.0 %
           Effect of Valuation Allowance              (   34.0)%
                                                      ---------
           Effective Income Tax Rate                       0.0 %
                                                      =========

           At March 31, 2002, the Company had net carryforward losses of $3,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.


           Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 2002 are as follows:

           Deferred Tax Assets
             Loss Carryforwards                               $    1,000


             Less:  Valuation Allowance                        (   1,000)
                                                              -----------

             Net Deferred Tax Assets                          $        -
                                                              ===========

             Net operating loss carryforwards expire in 2021.

                          TRAVCO, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                    MARCH 31, 2002 AND 2001



Note 3 -   COMMON STOCK

           On October 4, 2000, the Company issued 3,000,000 shares of common stock for services valued at $3,000.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", "could", "may", "will", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

Overview

Travco, Inc. was recently formed to develop a workable prototype of our patented toothbrush and mounting stand. We intend to manufacture, market and sell our toothbrush by developing relationships with major companies in order to network our product, enabling flexibility and availability of which we believe is an innovative, resourceful and uniquely designed personal hygiene instrument. We currently do not employ any salespeople for the development or marketing of our product but hope through this offering we can raise enough capital to be in a position to hire or consult with persons who have experience and connections to people and/or entities in the industry.

As additional funds become available, our objective is to position ourself predominately in the personal hygiene industry based on the strength and credibility of our product. We plan to price our toothbrush competitively which will vary by region. Initially, we plan to advertise our toothbrush primarily through print media and Shelf-Talkers, that grab the attention of the consumer as they pass through the toothbrush aisle. As the market grows, we hope to initiate a television ad campaign as well as joint marketing with selected toothpaste companies. However, there is no assurance that we will be successful in doing so.

Plan of Operations for Calendar 2002

During the 12 months ended December 31, 2002, we plan to complete the development of a workable prototype of our toothbrush and to hire employees. We anticipate requiring approximately $100,000 to fund our minimum level of operations during this period, including approximately $15,000 to develop our prototype; $10,000 for test marketing; $15,000 for manufacturing costs; $10,000 for advertising; and $50,000 for general and administrative expenses, including purchasing office equipment and salaries for employees.

Our current cash is not adequate to satisfy our requirements.
The timing and extent of our growth will depend upon our ability to raise funds through the sale of our common stock. On March 5, 2002, our registration statement on Form SB-2 (SEC File No. 333-50186) was declared effective by the Securities and Exchange Commission. As of the date of this filing, no shares have been sold. Without the sale all of the shares registered pursuant to the Registration Statement, our plan cannot proceed as contemplated. To the extent that we are able to sell the maximum number of shares registered thereunder, it will allow us to accelerate our timetable. If we are only able to sell the minimum number of shares registered thereunder, then we anticipate that the amount of time necessary for us to achieve our goals will be greater and we may not be able to realize our goals before our financial resources are depleted.

Management believes we will need to raise between $100,000 and $500,000 over the next 24 months which we will utilize in product development, manufacturing, marketing, and general working capital purposes. The exact amount we will need to raise will be determined by the then current market conditions, and the status of cash flow within Travco. It is anticipated that an initial injection of $100,000 will be required within the next 12 to 18 months. If we are unsuccessful in raising the maximum amount in the offering, we will need to raise the additional amount we need by selling shares of our common stock through one or more private placements followed by a secondary public offering if necessary. Should we fail to raise at least $100,000 during the next 24 months from offerings of our common stock, we will not be able to produce and market our product.

Should management decide that raising funds by means of one or more private placements or a secondary public offering would be detrimental to Travco and its shareholders due to adverse stock market conditions or because our cash flow is limited as a result of little or no revenues, we will attempt to secure a line of credit with an established financial institution to assist with the product development, manufacturing, marketing and general working capital purposes.

Costs and Expenses

Currently, we have no monthly expenditures. We will use the funds raised in the offering of our common stock to develop our product and to hire employees. Until such time we begin to hire employees, we do not intend on leasing any space for office or warehouse nor do we intend to purchase any office equipment.

To date, our business has been in the early stages of development and has not commenced operations. Accordingly, we have had no revenues. We incurred expenses of $3,000 since inception, consisting of incorporation expenses and the costs of preparing the Registration Statement, which included attorney and accountant fees. Our officers and directors have borne these expenses.


                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the First quarter of 2002.

ITEM 5. OTHER INFORMATION

None
                              - 11 -


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Number   Description

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2 (SEC File No.
               333-50186) filed with the Securities and Exchange
               Commission on November 17, 2000).

     3.2 By-Laws of the Registrant(incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2 (SEC File No.
               333-50186) filed with the Securities and Exchange
               Commission on November 17, 2000).

     10.1 Licensing Agreement and Exclusive Right to Use for Patent Nr. 5,517,712 dated October 4, 2000 (incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form SB-2 (SEC File No. 333-50186) filed with the Securities and Exchange Commission on November 17, 2000).

     10.2 Licensing Agreement and Exclusive Right to Use for Patent Nr. 375,839 dated October 4, 2000(incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form SB-2 (SEC File No. 333-50186) filed with the Securities and Exchange Commission on November 17, 2000).

(b)  Reports on Form 8-K.

     None.

                              - 12 -


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TRAVCO, INC.

                                        /s/ Lisa A. Schiano,
                                        President

                                        Date:  June 5, 2002




                             - 13 -